Form 10-Q
period 2011-06-30
WRASP 33, INC
filed 2011-08-15
CIK 1511447

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,203,919 shares of common stock, par value $.0001 per share, outstanding as of August 9, 2011.

WRASP 33, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	2

	Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2011 and June 30, 2010, and for the Cumulative Period from June 4, 2009 (Inception) to June 30, 2011	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011, for the Six Months Ended June 30, 2010, and for the Cumulative Period from June 4, 2009 (Inception) to June 30, 2011	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended June 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission on January 31, 2011.

WRASP 33, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$13,173	$2,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to Shareholders	$69,500	$39,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value 100,000,000 shares authorized, 8,203,919 issued and outstanding, respectively	820	820
Additional paid-in capital	7,850	7,850
(Deficit) accumulated during development stage	(64,997)	(45,617)

Total Stockholders' Equity (Deficit)	(56,327)	(36,947)

	$13,173	$2,553

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

WRASP 33, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative from June 4, 2009 (Inception) to June 30, 2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES	7,219	48	19,380	1,016	64,997

NET (LOSS)	$(7,219)	$(48)	$(19,380)	$(1,016)	$(64,997)

NET (LOSS) PER COMMON SHARE-BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,203,919	7,096,390	8,203,919	7,096,390

*  Less than $.01

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

WRASP 33, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative from June 4, 2009 (Inception) to June 30, 2011

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net income (loss)	$(19,380)	$(1,016)	$(64,997)

Net Cash (Used In) Operating Activities	(19,380)	(1,016)	(64,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholders	30,000	-	69,500
Common stock issued for cash	-	1,333	5,780
Warrants issued for cash	-	667	2,890

Net Cash Provided by Financing Activities	30,000	2,000	78,170

NET INCREASE IN CASH AND CASH EQUIVALENTS:	10,620	984	13,173

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,553	177	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,173	$1,161	$13,173

NON-CASH FINANCING ACTIVITIES:
Common Stock issued for subscription receivable	$-	$3,000	$-
Warrants issued for subscription receivable	$-	$1,500	$-

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

WRASP 33, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)
Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2009 through 2010 for U.S. Federal Income Tax and for the tax periods ended December 31, 2009 through 2010 for the State of Florida Income Tax, the tax years which remains subject to examination by major tax jurisdictions as of June 30, 2011.

The Company does not have any unrecognized tax benefits as of June 30, 2011 and 2010 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of June 30, 2011 and 2010.

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

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At June 30, 2011 and 2010, the only potential dilutive securities were 8,203,919 and 7,096,390 common stock warrants, respectively. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

WRASP 33, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital.  For the three months ended June 30, 2011 and 2010, the Company incurred costs of $3,000 and $0 for these services, respectively.  For the six months ended June 30, 2011 and 2010, the Company incurred costs of $3,000 and $0 for these services, respectively. The Company’s President is also the Chief Executive Officer of WestPark Capital. Such costs are material to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $13,173 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $13,173 comprised exclusively of cash.  This compares with assets of $2,553, comprised exclusively of cash, as of December 31, 2010.  The Company’s current liabilities as of June 30, 2011 totaled $69,500, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2010 of $39,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	For the Cumulative Period from June 4, 2009 (Inception) to June 30, 2011
Net Cash (Used in) Operating Activities	$(19,380)	$(1,016)	$(64,997)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$30,000	$2,000	$78,170
Net Increase in Cash and Cash Equivalents	$10,620	$984	$13,173

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 4, 2009 (Inception), through June 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2011, the Company had a net loss of $7,219 and $19,380, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s registration statement on Form 10 and Quarterly Report on Form 10-Q. This compares with a net loss of $48 and $1,016 for the three and six months ended June 30, 2010, respectively, comprised of general administrative expenses.

For the cumulative period from June 4, 2009 (Inception) to June 30, 2011, the Company had a net loss of $64,997, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in January of 2011, the Company's Quarterly Report on Form 10-Q in May 2011 and general administrative expenses.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on January 31, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRASP 33, INC.

Dated: August 15, 2011	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: August 15, 2011	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer