Form 10-Q
period 2012-03-31
AOTS 33, Inc.
filed 2012-05-09
CIK 1511447

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54266

AOTS 33, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0339991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,203,919 shares of common stock, par value $.0001 per share, outstanding as of May 9, 2012.

AOTS 33, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	2

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2012, for the Three Months Ended March 31, 2011, and for the Cumulative Period from June 4, 2009 (Inception) to March 31, 2012	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012, for the Three Months Ended March 31, 2011, and for the Cumulative Period from June 4, 2009 (Inception) to March 31, 2012	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended March 31, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2011.

AOTS 33, INC.
(F/K/A WRASP 33, INC.)
(A Development Stage Company)
BALANCE SHEETS (unaudited) (USD $)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$11,886	$6,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to Shareholders	$94,500	$69,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value 100,000,000 shares authorized, 8,203,919 issued and outstanding, respectively	820	820
Additional paid-in capital	7,850	7,850
(Deficit) accumulated during development stage	(91,284)	(72,027)

Total Stockholders' Equity (Deficit)	(82,614)	(63,357)

Total Liabilities and Stockholders' Equity (Deficit)	$11,886	$6,143

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

AOTS 33, INC.
(F/K/A WRASP 33, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS (unaudited) (USD $)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative from June 4, 2009 (Inception) to March 31, 2012

REVENUE	$-	$-	$-

EXPENSES	19,257	12,161	91,284

NET (LOSS)	$(19,257)	$(12,161)	$(91,284)

NET (LOSS) PER COMMON SHARE-BASIC	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,203,919	8,203,919

* Less than $.01

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

AOTS 33, INC.
(F/K/A WRASP 33, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (unaudited) (USD $)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative from June 4, 2009 (Inception) to March 31, 2012

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net income (loss)	$(19,257)	$(12,161)	$(91,284)

Net Cash (Used In) Operating Activities	(19,257)	(12,161)	(91,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholders	25,000	30,000	94,500
Common stock issued for cash	-	-	5,780
Warrants issued for cash	-	-	2,890

Net Cash Provided by Financing Activities	25,000	30,000	103,170

NET INCREASE IN CASH AND CASH EQUIVALENTS:	5,743	17,839	11,886

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,143	2,553	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,886	$20,392	$11,886

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

AOTS 33, INC.
(F/K/A WRASP 33, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (unaudited)

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

For federal income tax purposes, substantially all startup and organizational expenses must be deferred until the Company commences business.  The Company may elect a limited deduction of up to $10,000 in the taxable year in which the trade or business begins.  The $10,000 must be reduced by the amount of startup costs in excess of $60,000.  The remainder of the expenses not

AOTS 33, INC.
(F/K/A WRASP 33, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (unaudited) (Continued)

Income Taxes (Continued)
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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2009 through 2011 for U.S. Federal Income Tax and for the tax periods ended December 31, 2009 through 2011 for the State of Florida Income Tax, the tax years which remains subject to examination by major tax jurisdictions as of March 31, 2012.

The Company does not have any unrecognized tax benefits as of March 31, 2012 and 2011 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of March 31, 2012 and 2011.

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

AOTS 33, INC.
(F/K/A WRASP 33, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (unaudited) (Continued)

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At March 31, 2012 and 2011, the only potential dilutive securities were 8,203,919 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 2 - STOCKHOLDERS' EQUITY (unaudited)

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

AOTS 33, INC.
(F/K/A WRASP 33, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - STOCKHOLDERS' EQUITY (unaudited) (Continued)

In the event the Company completes a merger with an operating company within a certain time period after a repurchase has occurred, the new investors may have the option to repurchase their shares from the Company subject to the terms of the agreements.

NOTE 3 - RELATED PARTY TRANSACTIONS (unaudited)

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by WestPark Capital.  The Company’s President is also the Chief Executive Officer of WestPark Capital. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDERS (unaudited)

Since inception our stockholders have advanced the Company $94,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

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

Description of Business

The Company was incorporated in the State of Delaware on June 4, 2009 (Inception) under the name SRKP 33, Inc. On July 14, 2009, the Company filed an amendment to its Certificate of Incorporation pursuant to which the Company changed its name from “SRKP 33, Inc.” to “WRASP 33, Inc.” The Company maintains its principal executive office at 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on January 31, 2011, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

On September 30, 2011, the Company effectuated a merger (the "Merger") for the purpose of changing its name by merging its wholly-owned subsidiary, AOTS 33, Inc., with and into the Company, with the Company continuing as the surviving corporation.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $11,886 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. However, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of March 31, 2012, the Company had assets equal to $11,886, comprised exclusively of cash.  This compares with assets of $6,143, comprised exclusively of cash, as of December 31, 2011.  The Company’s current liabilities as of March 31, 2012 totaled $94,500, comprised exclusively of monies due to stockholders.  This compares to the Company’s total liabilities as of December 31, 2011 of $69,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	For the Cumulative Period from June 4, 2009 (Inception) to March 31, 2012
Net Cash (Used in) Operating Activities	$(19,257)	$(12,161)	$(91,284)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$25,000	$30,000	$103,170
Net Increase in Cash and Cash Equivalents	$5,743	$17,839	$11,886

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 4, 2009 (Inception), through March 31, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2012, the Company had a net loss of $19,257, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general administrative expenses. This compares with a net loss of $12,161 for the three months ended March 31, 2011, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s registration statement on Form 10.

For the cumulative period from June 4, 2009 (Inception) to March 31, 2012, the Company had a net loss of $91,284, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in January of 2011, the Company’s periodic reports and general administrative expenses.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 4, 2009.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on January 31, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AOTS 33, INC.

Dated: May 9, 2012	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: May 9, 2012	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer